Form 10QSB
period 1998-06-30
SOUTHWEST INDUSTRIAL PRODUCTS INC
filed 1998-08-19
CIK 1042669

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998


Commission File No. 0-23691


                       SOUTHWEST INDUSTRIAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


                Minnesota                            41-1853992
      (State or other jurisdiction         (IRS Employer Identification No.)
    of Incorporation or Organization)


                   2710 Stemmons Freeway, Dallas, Texas 75207
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (214) 638-7811




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

         The Company began operations less than one year ago, so there are no comparisons. All financial reporting was through the wholly owned subsidiary, International Container Corp., d/b/a Golden Pacific Bag Corp. Sales for the quarter ending June 30 were $448,012, expenses were $408,894, for net earnings for the quarter of $39,118.

         There are no commitments for capital expenditures at this time. There are no known trends expected to have a material impact on the Company. There are no significant elements of income or loss that do not arise from the Company's continuing operations.


ITEM 1. LEGAL PROCEEDINGS

         None


ITEM 2. CHANGES IN SECURITIES

         None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

         None

                                   SIGNATURES


         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 17, 1998
                                        Southwest Industrial Products, Inc.


                                        By   /s/ Lindsey Vinson
                                           -------------------------------------
                                           Lindsey Vinson, President

              SOUTHWEST INDUSTRIAL PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF ASSETS,
                             LIABILITIES AND EQUITY
                               AS OF JUNE 30, 1998
                                   (UNAUDITED)

                                     ASSETS
Current Assets:
   Cash                                                         15,000.00
   Accounts Receivable                                         152,340.00
   Inventory and work in progress                              300,000.00
            Total Current Assets                                                $  467,340.00

Property and Equipment:
   Equipment                                                 2,750,000.00
   F, F & E                                                     30,000.00
   Vehicle                                                       7,500.00
   Leasehold improvements                                       50,000.00
   Total Property and Equipment                                                 $2,837,500.00
                                                                                -------------
   Total Assets                                                                 $3,304,840.00
                                                                                =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                             75,000.00
               Total Current Liabilities                                        $   75,000.00

Long - Term Liabilities:
   Bay Business Credit:                                      2,516,319.00
            Total Long Term Liabilities                                         $2,516,319.00

Common Stock Equity                                                             $  (30,970.00)
Preferred Stock Equity                                                          $  682,551.00
                                                                                -------------


Total Liabilities and Stockholders Equity                                       $3,304,840.00
                                                                                =============

                        SOUTHWEST INDUSTRIAL PRODUCTS AND
                          INTERNATIONAL CONTAINER CORP.
                         D/B/A/ GOLDEN PACIFIC BAG CORP.
                                    COMBINED
                                INCOME STATEMENT
                          APRIL 1, 1998 - JUNE 30, 1998




Income                                                             $448,012.75

Office Expenses


           Bank Charges                                    84.00
           Equipment Rental                             2,344.97
           Freight                                      1,246.28
           Insurance:                                   7,921.99
           Materials                                  112,945.78
           Miscellaneous                                2,608.35
           Payroll Expense                            212,350.17
           Postage & Delivery                           1,524.80
           Printing & Reproduction                      3,545.66
           Professional fees                            1,305.00
           Rent                                        31,206.80
           Repairs                                      3,074.07
           Security                                       700.00
           Supplies                                     2,106.55
           Taxes                                          720.16
           Telephone                                    1,028.93
           Travel & Entertainment                         500.00
           Uncategorized Expenses                       6,922.79
           Utilities                                   16,758.28

Total Expenses                                                      408,894.58
                                                                    ----------

Net                                                                  39,118.17

                       SOUTHWEST INDUSTRIAL PRODUCTS, INC.

                             STATEMENT OF CASH FLOWS

                      FOR THE QUARTER ENDING JUNE 30, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:

         Manufacturing Operations               $39,188.00

Cash and cash equivalents:

         Beginning                              $22,698.00

         Ending                                 $61,816.00
                                                ----------