Form 10QSB
period 1998-09-30
SOUTHWEST INDUSTRIAL PRODUCTS INC
filed 1999-02-09
CIK 1042669

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended:                 Commission file number: 0-23691
September 30, 1998


                           AUBRYN INTERNATIONAL, INC.
        (IMMEDIATE PREDECESSOR NAME: SOUTHWEST INDUSTRIAL PRODUCTS, INC.) (Exact name of small business issuer as specified in its charter)



MINNESOTA                                                 411853992
---------                                                 ---------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


1152 N. MOUNTAIN AVE., SUITE 210, UPLAND, CA.  91786
----------------------------------------------------
(Address of principal executive offices)


                                 (909) 946-1708
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,681,697 shares of common stock, no par value, issued and outstanding at January 29, 1999.

Transitional Small Business Disclosure Format (check one): Yes       No   x
                                                               -----    -----

                           AUBRYN INTERNATIONAL, INC.
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998


                                      INDEX

PART I. - FINANCIAL INFORMATION                                         Page No.

         Item 1.  Financial Statements

         Balance Sheet as of September 30, 1998 and                           3
         December 31, 1997 (Audited Aubryn pre-merger)

         Statement of Operations for the three months                         5
         Ended September 30, 1998.

         Statement of Cash Flows for the three months                         6
         Ended September 30, 1998

         Notes to Financial Statements                                        7

         Item 2.  Management's Discussion and Analysis                        10
                  of Financial Condition and results of Operation.

PART II. - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           17

         Item 2.  Changes in Securities and Use of Proceeds                   17

         Item 3.  Defaults Upon Senior Securities                             18

         Item 4.  Submission of Matters to a Vote of Security Holders         18

         Item 5.  Other Information                                           18

         Item 6.  Exhibits and Reports on Form 8-K                            18

                         PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            AUBRYN INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (Unaudited)


Cash                                                          $    48,435
Accounts Receivable                                           $ 1,967,267
Inventory                                                       4,326,394

Other Current Assets                                              599,817
                                                              ------------
         TOTAL CURRENT ASSETS                                 $ 6,941,913

Property and Equipment, less
   accumulated  depreciation $ 151,530.                         6,665,101

Goodwill, less accumulated
   amortization of  $ 43,693.                                   1,004,926

Other Assets                                                      477,405
                                                              -----------
TOTAL ASSETS                                                  $15,089,345

Accounts Payable                                              $   464,104

Notes Payable                                                     318,048
Notes Payable-Stockholders                                        277,896

Mortgage Payable                                                2,016,032

Accrued Expenses                                                2,372,414
                                                              -----------
         TOTAL CURRENT LIABILITIES                            $ 5,448,494

Minority Interest                                                (630,233)
STOCKHOLDERS' EQUITY
Preferred Stock, Auth.100,000,000
issued 500,000 class C and
300,000 class D outstanding                                   $ 7,432,551

Common Stock, 200,000,000 authorized
         12,605,697 issued and outstanding                      3,724,916
Accumulated Deficit                                              (886,383)
                                                              -----------
         Total Stockholders' Equity                           $10,271,084
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                          $15,089,345


The accompanying notes are an integral part of these consolidated financial statements.

                           AUBRYN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      DECEMBER 31,1997 (Aubryn Pre-merger)
                                     ASSETS

                                                          1997

                                                   Audited Aubryn Prev.

  Current Assets                                         $1,985,669

  Property and Equipment - Net                           $3,981,668

  Other Assets                                           $1,527,619
                                                         ----------

  Total Assets                                           $9,316,088

                                                         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


  Current Liabilities                                    $4,096,666

  Long Term Liabilities                                  $   25,059

  Stockholders' Equity                                   $6,003,735
                                                         ----------

  Total Liabilities and Stockholders' Equity             $9,316,088

                                                         ==========

                           AUBRYN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                           1998

Sales, Net of Returns and Discounts                     $  295,102

Cost of Goods Sold                                      $  245,196

                                                        ----------

Gross Profit                                            $   49,906
     Expenses:
     Selling, General and Administrative                $  290,420
     Depreciation and Amortization                      $   77,073
     Interest                                           $   60,919
Total Expenses                                          $  428,412

                                                        ----------

 Loss before Income taxes and Minority
    Interest                                            $ (378,506)

 Minority Interest Loss                                 $   30,000

                                                        ----------

Loss Before Income Taxes                                $ (348,506)
                                                        ----------
Income Taxes                                            $        0
                                                        ----------

Net Loss                                                $ (348,506)
                                                        ==========

Basic Net Loss Per Share of Common Stock                    ($0.04)

                                                        ==========

Weighted Average Number of Shares Outstanding            8,396,473
(Basic and diluted)


The accompanying notes are an integral part of these consolidated financial statements.

                           AUBRYN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                1998

Cash Flows from Operating Activities
    Net Loss                                                $  (348,506)
        Adjustments to Reconcile Net Loss to Net
              Cash Provided by :
              Minority Loss                                 $    30,000
              Depreciation and Amortization                 $    77,073
              Accounts Receivable                           $(1,814,927)
              Inventory                                     $(4,026,394)
              Other Current Assets                          $  (599,817)
              Accounts Payable                              $   389,104
              Accrued Expenses                              $ 2,222,414
              Other Assets                                  $  (477,405)
                                                            -----------

             Net Cash Used by Operating Activities          $(4,548,458)

Cash Flows from Investing Activities
              Property and Equipment Purchases              $(5,709,094)
              Minority Interest                             $  (660,233)
              Decrease in Goodwill                          $   438,147

             Net Cash Used in Investing Activities          $(5,931,180)
                                                            -----------
Cash Flows from Financing Activities
              Proceeds from Issuance of Common Stock        $ 3,677,416
              Proceeds from Issuance of Preferred Stock     $ 6,750,000
              Mortgage Payable                              $ 2,016,032
              Notes Payable                                 $   318,048
              Notes Payable-Shareholders                    $   277,896
              Assumption of Long-term debt.                 $(2,516,819
                                                            -----------

             Net Cash Provided by Financing Activities      $10,513,073

Increase (Decrease) in Cash and Cash Equivalents            $    33,435

Balance, Beginning of Period                                $    15,000
                                                            -----------

Balance, End of Period                                      $    48,435
                                                            ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           AUBRYN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

ORGANIZATION:

On August 17, 1998, pursuant to the terms of an agreement and plan of merger (the agreement), Southwest Industrial Products, Inc. ( the Company), issued approximately 7,783,000 shares of its common stock one for one in exchange for all of the issued and outstanding common shares of Aubryn International Ltd., (Aubryn), a Nevada corporation. Additionally, the Company issued 500,000 shares of Class C preferred stock and 300,000 shares of Class D preferred stock one for one in exchange for all of the issued and outstanding preferred stock of Aubryn. Immediately after the merger, the Company changed its name to Aubryn International, Inc. In accordance with the terms of the agreement, immediately after the merger, all of the assets and liabilities of the Company existing immediately before the merger were spun off in exchange for 1,500,000 shares of a newly formed privately-held company. The merger is more fully described on the
Schedule 14A filed with the Securities and Exchanges Commission on July 6th,
1998.

BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. All material inter-company balances and transactions have been eliminated. In the opinion of management, these unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows at the dates and for the periods indicated. Such adjustments are of a normal recurring nature, necessary to present fairly these interim consolidated financial statements. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

ACCOUNTING POLICIES:

         INVENTORY:

           Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists of undeveloped land, residential condominiums currently under construction, and shoes.

         PROPERTY AND EQUIPMENT:

           Property and equipment is stated at cost, significant renewals or betterments are capitalized, maintenance and repairs are expensed as incurred.

           Depreciation is calculated using the straight-line method over the respective assets' estimated useful lives which range from 5-20 years.

         GOODWILL:

            Goodwill is being amortized over a 20-year period.

         REVENUE RECOGNITION:

           The Company recognizes sales of shoes when they are shipped to customers, sales of residential condominiums are recognized upon the close of escrow and the transfer of title, and the sales of extended warranties will be recognized ratably over the term of the warranty when payment has been received and the policy issued.


NOTE 2 - PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock. The Company has outstanding 500,000 shares of Class C preferred shares, 250,000 shares are convertible at a price of $7.00 per share two years after September 28, 1997 and 250,000 shares are convertible at a price of $7.00 per share four years after September 28,1997. If the price of the common stock is less that $
7.00 per share at the time of conversion, the holder shall receive additional shares to make up the difference. The Company has outstanding 300,000 shares of Class D preferred shares, 250,000 shares are convertible one year after April 1, 1998 at a price of $10.00 per share, and 50,000 shares are convertible eighteen months after April 1, 1998 and at a price of $15.00 per share. If the price of the common stock is less than the conversion price at the time of conversion, the holder shall receive additional shares to make up the difference. The Company does have the option to extend all of the Class D stock conversion period by one year at company option instead of issuing additional shares.


NOTE  3 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of convertible securities.

The calculation of basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as the basic loss per share as the assumed conversion of the convertible preferred stock issues would be antidilutive; that is, they would decrease the calculated loss per share.

NOTE 4 - SUBSEQUENT EVENT

On December 19, 1998 the Board of Directors of the Company voted to distribute on a tax free basis to the Company's shareholders, on a pro rata basis, the Company's ownership of the Mexican Real Estate Division, subject to shareholder and governmental approvals and filings. This distribution would include the following conditions: (a) shareholders of record date 12-31-98; (b) existing Aubryn shareholders will receive 1 share in new entity for each 100 of Aubryn;
(c) legal expenses borne equally by both parties;(d) Mexican Directors resignation upon completion;(e) transfer agent and certificate expense by Aubryn; (f) Aubryn to receive back 500,000 Class C preferred shares from Mexican partner; (g) condominium in Tower C to Aubryn; (i) 60,000 shares from Harris Group to be gifted and split between Flores Family and Ledgard Family; (j) remaining insider shares in new entity to be restricted for 1 year. The spin off would allow shareholders to own shares in both operations and provide the Mexican division and its management an independent approach to enhance its assets and fulfill its separate capital requirements. The Mexican division assets will be transferred to the new entity upon completion of the transaction and this entity shall become public and reporting.

                         PART I - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the un-audited Consolidated Financial Statements and related notes thereto, included elsewhere in this Form 10-QSB.

MERGER

         As discussed in the Notes to the Consolidated Financial Statements included in this quarterly report, the Company underwent a substantial change in ownership, management, assets and business strategy, all effective August 17, 1998. These significant changes occurred as a result of the acquisition of Aubryn (via Merger) and certain related transactions, pursuant to a definitive Agreement Plan and of Merger. For financial reporting purposes, the Merger is accounted as a reverse acquisition of Southwest by Aubryn. The historical Consolidated Financial Statements are those of Aubryn, and management's discussion and analysis of financial condition and results of operations presented herein relate to Aubryn. Both reflect the acquisition of Aubryn net assets (existing immediately prior to the Merger) at fair value, using purchase accounting, on August 17, 1998, as required by generally accepted accounting principles.

GENERAL

         The Company is a development stage company, which was the result of a merger ("Merger") of Aubryn International Ltd. ("Aubryn") into Southwest Industrial Products, Inc. ("Southwest'). The Company's activities and operations are in three main areas: automobile service warranties, shoe manufacturing and distribution, and condominium development and sales. The merger of Aubryn into Southwest was effective on August 17, 1998; and, accordingly, year to year comparisons have been omitted from this discussion and deemed not meaningful inasmuch as the Southwest operations and balance sheet no longer comprise a significant part of the Company. References to the Company herein as of a date prior to the Merger refer to Aubryn, except where noted otherwise or is obvious from context.

         The Company, during this third quarter, has experienced start up losses that can be attributed to the failure of investors to provide the anticipated required funding in a timely manner. Had this funding occurred on September 15, 1998 as originally scheduled the Company would have had no problem meeting the Company objectives. The cash position increased from $15,000 on June 30,1998 to $48,435 on September 30, 1998. The Company's accounts receivable from its Muro shoe operation are at $177,266 as of September 30, 1998 and as of November 30, 1998 stood at $484,302. The current ratio is 1.27 to 1 but is heavily weighted in two categories, namely, inventory and rEceivables. Failure to turn and collect on each could have a significant effect on liquidity. The overall loss is $348,506 for the period ending September 30, 1998 primarily due to the Company's lack of funding for marketing and the inability to close on the pending sales held in escrows. Release of title and completion of a tower is required before these sales held in escrow can be closed. Management has had all of the footwear operational personnel in place since September 1, 1998 and has lost sales within the footwear division because the Company lacked the financial resources to fulfill potential shoe orders.

         Management's goals for the Company's three distinct operating divisions are, if given the capital necessary to meet objectives, to expand the Automotive Division in China, develop more lines within the Footwear Division, and provide independent capital for the Real Estate Division operations. The Automotive Division has a license to provide extended automobile warranties in Wuhan, Hubei province and throughout China. The Automotive Division also provides technical training to outside personnel, auto repair service, and in the future, possibly automobile sales. Warranty sales began in 1998, and automobile training classes and service repair also began operations during 1998. The Company is currently the only industry provider in Wuhan, and it is unaware of any other auto warranty providers in China. It took the Company three years to secure all of the requisite licenses and permits (plus additional time to get the operation up and running), and this may prove to be a barrier to entry for other entrants. This meshes nicely with the other operations, providing a trained labor force for the Wuhan auto repair and inspection facilities, and helping to foster the overall growth of the automobile market in China. Various Chinese government entities subsidize much of the tuition for many of the students, and the training of the labor force is an important element in Chinese policy for economic growth. Management believes it will be able to take advantage of these governmental policies and the Company's concepts will be well suited to other of the more economically advancing areas of China.

         The Company's Footwear Division has a 95% interest in Wuhan Central China Rubber Product Company, a joint venture in Wuhan, China, which operates Everlasting International Shoe Company. The Wuhan facility was acquired out of a Chinese bankruptcy, and is mechanically being upgraded and repaired, and workers are being trained. This facility produced over 700,000 pairs of shoes in its last year of operation (1996) and would be capable of producing much more with additional investment and sales outlets. The Company also acquired rights to the Muro shoe brand, and has manufacturing relationships in Mexico. The Company is also leasing warehousing and systems facilities in California. The Company is likely to need capital, both for fixed equipment, facility investment, and for working capital to support an anticipated incipient dramatic growth in its footwear revenues. Again, management notes that timing and availability of capital is crucial to meet these opportunities for faster growth.

         As the Company experience with both the footwear and auto warranty operations are not long, management views its earnings and revenue projections as highly tenuous until the funding programs are fully activated. While the conditions for the footwear operations appear favorable, the developing operations infrastructure under Aubryn's auspices is not yet seasoned, even though primary management in each division has collectively over 25 years experience in their field.

BUSINESS HISTORY

         BUSINESS SUMMARY

         Aubryn International, Ltd. was originally a Nevada corporation prior to its merger with Southwest Industrial Products, Inc. which became effective August 17, 1998. The Company's prior history is available on the Schedule14A filed with the Securities and Exchange Commission describing the Merger. The Company is a diversified company that operates within three distinct industries--footwear, automotive, and real estate. The Company's management continues to develop each of its three divisions into self supporting entities with the ability to expand and address the individual concerns of each division as their development permits.

         The Company's Automotive Division, as the only company offering auto warranty products in China, intends to remain the leader in providing auto warranty and insurance products to the people of China. The Company is dedicated to building successful long-term relationships through marketing alliances and agency agreements with existing insurance companies who currently sell all types of automobile insurance. By using the existing sales agent base of these companies, the Company can bring its products to market in the institutional sectors and through current Chinese partners without having to incur the capital outlay for hiring personnel. Additionally, the Company intends to pursue the acquisition possibilities of acquiring certain US based warranty sales organizations. These acquisitions, management believes, will strengthen operations in this Division both from the income and financing aspects.

         The Company's mission in its Footwear Division is to be a leader within the footwear industry providing innovative trend setting designs and styles. The Company has established its shoe manufacturing plant in China, which it believes to be one step ahead of the existing Chinese footwear companies, by providing American quality control plus maintaining a shoe design staff on-site, within China.

         The Company's Real Estate Division continues to take advantage of the growing consumer market demanding quality condominium and residential properties along the Baja Mexico coastline between Rosarito and Ensenada. These properties afford the buyer the chance of acquiring secured title to mortgage capable properties.


         COMPANY BACKGROUND INFORMATION

         The Company announced its intent in July 1993 to establish a Sino-American joint venture to primarily offer warranties on new vehicles sold in China, along with service inspection centers to take advantage of growing demand in China. In March 1996 the Company signed its final licensing agreements with three joint ventures to open offices in Wuhan, Shanghai, and Hong Kong. Between the period from May 1997 thru March 1998, the Company has both shipped and purchased almost one million dollars worth of diagnostic and high tech service equipment for the Wuhan center. The Company opened its first service and training center in late February 1998 and depending on the capitalization programs intends on opening the Shanghai and Hong Kong offices during the first two months of next year.

         The Company entered into an agreement to purchase 50% of the equity rights to Costa Bella Club condominiums, and residential development sites in La Jolla Cove, and Todos Santos, all located in Rosarito, Baja California in September 1997 and closed the deal in November 1997. The Costa Bella Club is a condominium development with Tower A completed, Tower B under construction and involves a planned Tower C and D. Tower B contains 29 units with living space of approximately 48,760 square feet. There are five models that range in size from 936 to 2,809 square feet. All have ocean views and the resort has a pool, spa, and full clubhouse on the cliffs. Rosarito is about 45 minutes south of San Diego. It is on the beach and features golf, fishing, whale watching, hiking and horseback riding. The complex is just one mile south of the new Fox Studios where the motion picture "Titanic" was filmed. The capital for the completion of Tower B has already been raised and completion is expected before the end of this year. The Company has over $850,000 in receivables from Tower A which is collectable upon clearance of title. The Company's Real Estate Division has 11 units in escrow in Tower B awaiting closing subject to title clearance, and totaling approximately $2 million in sales which cannot be booked until Tower B's completion.( slated for late January or February 1999)

         The Company opened its Footwear Division based in China on May 8, 1998 by purchasing a 95% interest in a footwear manufacturing facility in Wuhan, China from the government. The manufacturing facility sits on approximately 10 acres of grounds with over 300,000 square foot of building space and houses four footwear assembly lines. The Company has finalized the interviewing of the approximately 1000 employees for the manufacturing facility, and is finalizing clean up and servicing of the plant. It is anticipated that the first sample runs of the plant should begin before the end of first quarter 1999. The Division purchased the licensing rights for distribution in the U.S. and Canada for MURO shoes and anticipates signing two other distribution agreements during first quarter 1999. The Company intends on closing three manufacturing contracts for its China plant with three major shoe companies well known in the United States during first quarter 1999. The Company will distribute its products to retail accounts in the United States through a combination of independent distributors, licensees and subsidiaries. All of the Company's product lines will be sold both in the US and China. The Muro license developed almost $ 200,000 in sales from the period from May 15, 1998 through August 16, 1998 with only half of the operational staff in place. Management's option with respect to the Muro Licensing, in the event capital needs are not met, would be to allow Muro Mexico to deal directly with sales staff to maintain customer loyalty until such time as capital levels reach those necessary to continue with overhead requirements. This occurred prior to the Merger and would have expanded further had capital commitments been timely honored.

From August 18th through November 30th , 1998 the Company has booked sales of its Muro products amounting to approximately $630,000 and has sales orders outstanding waiting delivery totaling an additional almost $560,000. As a result of the merger with Southwest, none of Aubryn's business from January 1,1998 to August 16, 1998 (pre-Merger) is reflected the unaudited Consolidated Financial Statements and related notes thereto, included elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

          The merger of Aubryn into Southwest was effective on August 17, 1998; and, accordingly, year to year comparisons have been omitted from this discussion and deemed not meaningful inasmuch as the Southwest operations and balance sheet no longer comprise a significant part of the Company.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had earlier entered into certain funding commitments, which were to have occurred within 30 days after the Merger. These commitments would have provided the Company with the necessary capital required to fulfill its expansion plans. Because of the changes in the market price of the Company common stock which occurred during September 1998, the funding group did not meet their commitment to the Company. Management was therefore forced to seek alternative sources for expansion capital. Until the recent commitment for new sources of capital described below, management had doubt about its ability to meet future expenditures and obligations necessary to fully develop Company business opportunities.

         Management is in final negotiation with a potential "Financial Guarantor" willing to provide approximately $5 million solely for the Automotive and Footwear divisions. The "Financial Guarantor" has already provided a Performance Bond, which the Company can utilize to provide the interim capital prior to the first funding from a Financial Guaranty Bond scheduled to fund during late February to early March 1999. The scheduled funding releases will provide these two divisions the necessary capital to meet the demands of their business plan for 1999. Management is currently making interim capital loans through private investors on short-term periods to meet the Company's needs for the first two months of 1999, which will be subsequently paid by operations and the Performance Bond funding, if any.

         The Company is currently in negotiations to acquire two U.S. based warranty sales organizations that could bring in the additional revenue required to fulfill Company expansion plans. These acquisitions would help create an additional financing tool that management believes would help operational needs.

         As a result of new requirements within the insurance warranty business in China, management felt the need to modify its joint venture operations there and on December 13, 1998 signed an agreement with Shanghai Baolong Group Co. Ltd. This new JV modification brings the Company experienced Chinese management into the local operations to enhance the profitability of the division.

         The Mexican Real Estate division has consistently competed with the other two divisions for funding operations. In late 1998 management accepted the investment from an outside investor to provide the capital ($800,000) necessary to complete construction of Tower B in its Costa Bella condominium project. This arrangement resulted in a reduction of Company profit potential for that tower by 50%. Management believes that the eventual ability of this division to function independently could benefit both Company and shareholders alike if they allowed this entity the opportunity to attract the necessary funding for continued growth. On December 19, 1998 the Board of Directors of the Company voted to distribute, on a tax free basis, their ownership in the Mexican Real Estate Division to the Company's shareholders under the following conditions, subject to shareholder and governmental approvals and filings: (a) shareholders record date of 12-31-98; (b) equivalent to existing Aubryn shares 1 to 100; (c) legal expenses borne equally by both parties; (d) Mexican Director resignations upon completion; (e) transfer agent and certificates expense by Aubryn; (f) Aubryn Preferred shares to Mexican side cancelled; (g) condominium in Tower C to Aubryn; (h) 60,000 shares of Harris group to be gifted to Flores family and Ledgard family equally split; (i) all remaining insider shares restricted for 1 year. The spin off would allow shareholders to own shares in both operations and provide the Mexican division and its management an independent approach to enhance its assets and fulfill its separate capital requirements. Management wishes to maximize the value of the Aubryn shareholders interest in the Mexican assets and the new entity shall become a reporting public company. The Mexican Division assets will be transferred to the new entity upon completion of the transaction, with all required approvals. The Mexican Real Estate assets as shown upon acquisition were stated based on appraisals and at the value ascribed to the preferred stock granted for same.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits (e.g., "98" for 1998). Systems using this two-digit approach will not be able to determine whether "00" represents the year 2000 or 1900. The problem, if not corrected, will make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

         The Company has conducted a review of and will continue to review, identify, and resolve Year 2000 issues associated either with the Company's internal systems or the products and services sold by the Company. As part of this effort, the Company is communicating with its main suppliers of any products or services regarding the Year 2000 status of such products or services. The Company is testing and identifying all of its internal systems and expects to complete modifications, if any are necessary, by mid-1999. Throughout 1999 the Company expects to complete implementation of any needed Year 2000 modifications to its information systems. The Company uses a PC-based hardware configuration with widely utilized, accepted and supported software productions for its basic operating and office support functions. None of the software applications utilized by the Company were developed internally and all have been acquired and routinely updated since 1996. Based on reviews and inquiries conducted by Company personnel and on representations by software vendors, the Company believes its primary software applications are Year 2000 compliant. Accordingly, the Company does not expect to incur any material costs to modify, upgrade or replace its basic business systems over and above ongoing requirements to expand systems, as required by growth and operations. However, the Company is not able, nor does it possess the technical expertise, to conduct a comprehensive review of programs and systems purchased from and supported by third parties; and, therefore, the Company cannot guarantee that it will not incur problems with such software and business applications.

         The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company believes that necessary modifications will be made on a timely basis. The Company does not expect Year 2000 issues to have a material impact on its internal operations; however, there can be no assurance that there will not be a delay to, or increased costs associated with, the implementation of such modifications, or that the Company's suppliers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results by, for example, impacting the Company's ability to deliver products or services to its customers or to receive timely and accurate payments from its customers. The Company expects in mid-1999 to finalize its assessment and contingency planning for potential operational or performance problems related to Year 2000 issues with its information systems. The Company intends to take additional steps to determine year 2000 readiness of third parties and to implement additional procedures it deems necessary to account for and take actions necessary to minimize potential problems resulting from third party customers and suppliers outside the control of the Company.

         As none of the Company's products distributed by the Company fall into the category of technical products which would be effected by the Year 2000 issues, the areas where the Company is focusing its efforts involve operating systems, communication systems, delivery systems, and any of those as it relates to supplier products. The Company's only products issues involve supply or inventory control, and any delivery problems, which would be solved with corrections to internal operating and inventory controls.

         The Company believes that none of its current products have Year 2000 issues, which will cause problems to its customers. The only issues, which could be affected, would be those created by supply and inventory controls, which the Company feels, will be addressed by mid-year 1999.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-QSB may be deemed to contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements concerning the Company's business strategy, plans, objectives and beliefs of management for future operations are forward-looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisioned by such forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology, and other risks detailed in this filing and in the Company's most recent Form 10-SB and Schedule 14A filings. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.





                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

None

ITEM 2.           CHANGES IN SECURITIES.

(a) Effective upon the August 17, 1998 merger between Southwest and Aubryn ("Merger"), a 6 to 1 reverse split-up of the common shares held by Southwest shareholders reduced the number of outstanding common shares from 27,539,319 to 4,589,887.

(b) The Company has issued the following unregistered securities since August 17, 1998:

(1) On August 17, 1998, pursuant to the Merger, Aubryn shareholders, in consideration for all the outstanding Aubryn shares were issued 7,783,304 common shares.

(2) On August 17, 1998, pursuant to the Merger, the Company issued 500,000 shares of Class C preferred stock to Saul Flores Guerrero (Inversiones Turisticas).

(3) On August 17, 1998, pursuant to the Merger, the Company issued 300,000 shares of Class D preferred stock to Proton Technologies Co.

(4) On September 16, 1998, the Company issued 128,000 shares of common stock to Saul Flores Guerrero and 72,000 shares of common stock to Jack Vickery in consideration of the terms of the Agreement and Plan of Merger dated September 28, 1997 between Aubryn and Saul Flores Guerrero et al.

(5) On September 21, 1998 the Company issued 20,000 shares of common stock to Bruce Degler in consideration of $40,000 cash ($2.00 per share). Additionally, the Company issued 20,000 shares of common stock to Ted Connolly for $50,000 cash (at $2.50 per share). No commissions or underwriting discount was paid in connection with the sale of the securities.

(6) On November 6, 1998, the Company issued 65,000 shares of common stock to Mayer Preger in consideration of marketing services.

(7) On September 16, 1998, the Company issued 10,000 shares of common stock to James Baker in consideration of marketing services.

(8) On October 5, 1998, the Company issued 1,000 shares of common stock to David L. Shade in consideration of legal services.

(9) On October 14, 1998, the Company issued 10,000 shares of common stock to Fred Smith in consideration of investor relations services.

     In each of the issuances described above, the issuance did not involve a public offering of securities, no general soliciting or advertising was involved in connection with the offering and the purchasers took for investment only and not with a view to distribution of the securities. The securities were issued in reliance upon the registration exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act").



ITEM 3.           DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES.

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         On July 29, 1998 a special meeting of shareholders of the Company was held to consider and act upon the following matters:

               a.   A reverse stock split of 1 common share for 6 common shares.
               b. The merger of the Company with Aubryn International, Ltd., a Nevada corporation.
               c. Change the name of the Company from Southwest Industrial Products, Inc. to Aubryn International, Inc.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act and the foregoing matters were fully described in an accompanying proxy statement (filed with the Securities and Exchange Commission as part of Schedule 14A). All the shareholders of record at the close of business on July 1, 1998 were entitled to vote at the meeting. Each of the above items was approved by a vote of over 90% of the outstanding shares


ITEM 5.           OTHER INFORMATION.

None


ITEM  6.          EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits---None

               (b)  Reports on Form 8-K---None






                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.




AUBRYN INTERNATIONAL, INC.



By: /s/ R. Bruce Harris
    --------------------------------
      President and Chief Executive
      Officer


Date:         2-8-99
      -------------------------------